Form 10-K
period 2007-12-31
MSCC HELOC Trust 2007-1
filed 2008-03-31
CIK 1390787

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130694-22

      MSCC HELOC Trust 2007-1
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley ABS Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Morgan Stanley Credit Corporation
      (exact name of the sponsor as specified in its charter)



  New York                                N/A
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization of        Identification No. of
  issuing entity)                         issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
   (Address of principal executive              (Zip Code of issuing
   offices of issuing entity)                   entity)


 Issuing entity's telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

    See Item 15(a).





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

The consolidated balance sheets of Ambac Assurance Corporation and its subsidiaries ("Ambac") as of the most recent calendar year ended and the related consolidated statements of income, changes in shareholder's equity and cash flows for the calendar year then ended and the interim consolidated balance sheet of Ambac as of the most recent calendar quarter ended, and the related statements of income, changes in shareholder's equity and cash flows for the calendar quarter ended, included in the Annual Report on Form 10-K filed on February 29, 2008 and the Quarterly Reports on Form 10-Q filed on May 10, 2007, August 9, 2007,and November 9, 2007, respectively, which have been filed with the Securities and Exchange Commission (the "Commission") by Ambac Financial Group, Inc. (Commission File No. 001-10777, CIK NO. 0000874501), are hereby incorporated by reference into this Form 10-K and shall be deemed to be part hereof. Any statement contained in a document incorporated herein by reference shall be modified or superseded for the purposes of this Form 10-K to the extent that a statement contained herein by reference also modifies or supersedes such statement. Any statement so modified or superseded shall not be deemed, except as so modified or superseded, to constitute a part of this Form 10-K.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.


Legal Proceedings Regarding Saxon Mortgage Services, Inc.

Because the Saxon Mortgage Services, Inc. (the "Company") and its affiliates are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, it is regularly involved in numerous lawsuits filed against it, some of which seek certification as class action lawsuits on behalf of similarly situated individuals.

The Company and/or its affiliates are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company's and/or its affiliates businesses, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the following matters are potentially material to the financial condition of the Company.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, and/or servicing of subprime and non-subprime residential mortgages and related issues.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On January 26, 2005, the plaintiffs filed a motion to dismiss the case without prejudice, and the court entered an order dismissing the case on January 31, 2005. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration and stayed the court proceedings as to named plaintiffs Keenan and Karen Duckworth in Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services's motion to compel arbitration and stayed the court proceedings as to named plaintiff Debra Herron in Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. The court subsequently remanded the underlying court proceedings in both the Bauer and Patterson cases to the Civil District Court for the Parish of Orleans, State of Louisiana. At the present time, neither plaintiff has initiated arbitration.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The matter was subsequently removed to the United States District Court for the Eastern District of Pennsylvania as Civil Action No. 2:07-cv-04328-JG. The plaintiffs filed an Amended Complaint on October 9, 2007 naming the Company as a defendant. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. The Company services two loans for putative class members. The plaintiffs subsequently voluntarily dismissed all named plaintiffs except for the Jones's. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's affiliate, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Legal Proceedings Regarding Ambac Financial Group

Pursuant to a Form 8-K filed on March 12, 2007 by Ambac Financial Group ("Ambac") (Commission File No.: 001-10777; CIK No. 0000874501), Ambac announced that the New York Insurance Department has indicated that it is undertaking a review of the laws and regulations that are applicable to that its principal subsidiary, Ambac Assurance Corporation ("Ambac Assurance") and to other monoline financial guarantee insurance companies. Ambac stated that as a result of any changes to such laws and regulations or the New York Insurance Department's interpretation thereof, Ambac Assurance could become subject to further restrictions on the types and amounts of business that it is authorized to insure, especially in the structured finance area. Ambac stated that any such restrictions could have a material effect on the amount of premiums that Ambac earns in the future. Ambac stated that, additionally, any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect Ambac's financial condition, results of operations and future business.

In addition, Ambac stated that in recent weeks, the New York Insurance Department and other governmental officials have expressed concern that participants in the financial guarantee industry, including Ambac, take actions to augment their capital and maintain credit ratings and warned that, in the absence of such actions, regulatory action may be necessary to protect policyholders. Insurance regulatory authorities' responsibility is to protect policyholders, not shareholders. Ambac stated that it believes capital raising is responsive to the regulators' concerns at this time, but there can be no assurance insurance regulators or other authorities will not take actions that are adverse to the interests of Ambac shareholders.

Additionally, Ambac stated that Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Ambac stated that at least four federal securities putative class action suits have been filed. Ambac stated that:

Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411) purports to be brought on behalf of purchasers of Ambac's common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac's business and financial results related to guarantees of CDO and Mortgage Backed Securities ("MBS") transactions. Three other suits, Babic v. Ambac Financial Group Inc. et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al. (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters' Relief Association v. Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, Case No. 08 CV 1918) make substantially the same allegations as the Reimer action. In addition, at least seven shareholder derivative actions have been filed in New York federal court and in Delaware and New York state courts. The first shareholder derivative action, captioned Rubery v. Callen, et al. (filed on or about January 23, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 854), names as defendants certain present and former officers and directors of Ambac and names Ambac as a nominal defendant. This suit asserts violation of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws, for conduct occurring between October 2005 and the present regarding, among other things, Ambac's guarantees of CDO and MBS transactions and defendants' alleged insider trading on non-public information. Ambac has also received various regulatory inquiries and requests for information. For example, recently Ambac received a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning "Massachusetts Public Issuer Bonds."

Ambac stated that it is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. Ambac stated that it is possible that there could be unfavorable outcomes in these or other proceedings. Ambac stated that management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in legal proceedings could be material to the company's business, operations, financial position, profitability or cash flows.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filed on February 27, 2007 (Commission File No. 333-130694-22).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

Saxon Mortgage Services Inc. ("Saxon") has assessed its compliance with the Applicable Servicing Criteria as of December 31, 2007 and for the Reporting Period and has concluded that Saxon has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole, except for in regards to Item 1122(d)(4)(xiii), based on a review of a sample of 60 loans, it was determined that 10 disbursements did not post to the customers accounts within 2 business days.

Saxon has taken the following remedial actions to remedy the exceptions and to prevent exceptions going forward: HELOC disbursements will be reviewed by the cash management department for timely application to the obligor's records maintained by the servicer.


Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3) Exhibits filed herewith.

  (4) The Trust Agreement, dated as of February 1, 2007, by and between Morgan Stanley ABS Capital I Inc., as purchaser, and Wilmington Trust Company, as owner trustee.(Filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.:
      333-130694-22) and is incorporated by reference herein.)

  (10.1) The Home Equity Loan Purchase Agreement, dated as of February 1,
         2007, by and between Morgan Stanley ABS Capital I Inc., as purchaser, and Morgan Stanley Credit Corporation, as seller (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.: 333-130-694-22) and is incorporated by reference herein).

  (10.2) The Indenture, dated as of February 1, 2007, by and between MSCC
         HELOC Trust 2007-1, as issuer, and Wells Fargo Bank, National Association, as indenture trustee (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File
         No.: 333-130-694-22) and is incorporated by reference herein).

  (10.3) The Servicing Agreement, dated as of February 1, 2007, by and among
         MSCC HELOC Trust 2007-1, as issuer, Wells Fargo Bank, National Association, as indenture trustee, and Morgan Stanley Credit Corporation, as servicer (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.:
         333-130-694-22) and is incorporated by reference herein).

  (10.4) The Custodial Agreement, dated as of February 1, 2007, by and among
         Wells Fargo Bank, National Association, as indenture trustee, Wells Fargo Bank, National Association, as custodian, and Morgan Stanley Credit Corporation, as servicer (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File
         No.: 333-130-694-22) and is incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Morgan Stanley Credit Corporation as Servicer
    33.2 Saxon Mortgage Services, Inc. as Sub-Servicer for Morgan Stanley Credit Corporation
    33.3 Wells Fargo Bank, N.A. as Indenture Trustee
    33.4 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Morgan Stanley Credit Corporation as Servicer
    34.2 Saxon Mortgage Services, Inc. as Sub-Servicer for Morgan Stanley Credit Corporation
    34.3 Wells Fargo Bank, N.A. as Indenture Trustee
    34.4 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Morgan Stanley Credit Corporation as Servicer
    35.2 Saxon Mortgage Services, Inc. as Sub-Servicer for Morgan Stanley Credit Corporation
    35.3 Wells Fargo Bank, N.A. as Indenture Trustee



   (99.1) The Annual Report of Form 10-K and the Quarterly Report on Form
          10-Q of Ambac Assurance Corporation and its subsidiaries, which have been filed with the Securities and Exchange Commission (the "Commission") by Ambac Financial Group, Inc. (Commission File No. 001-10777, CIK No. 0000874501), are hereby incorporated by reference.

   (99.2) The Certificate Guaranty Insurance Policy of Ambac Assurance
          Corporation, dated as of February 27, 2007 (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.: 333-130-694-22) and is incorporated by reference herein).

   (b) See (a) above.

   (c) Not applicable.



MSCC HELOC Trust 2007-1

 (exact name of issuing entity as specified in its charter)




                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Morgan Stanley ABS Capital I Inc.
    (Depositor)



    /s/ Valerie Kay
    Valerie Kay, Vice President
    (senior officer in charge of securitization of the depositor)

    Date:      March  28, 2008



  Exhibit Index

  Exhibit No.


   (4) The Trust Agreement, dated as of February 1, 2007, by and between Morgan Stanley ABS Capital I Inc., as purchaser, and Wilmington Trust Company, as owner trustee.(Filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.:
       333-130694-22) and is incorporated by reference herein.)

   (10.1) The Home Equity Loan Purchase Agreement, dated as of February 1,
          2007, by and between Morgan Stanley ABS Capital I Inc., as purchaser, and Morgan Stanley Credit Corporation, as seller (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.: 333-130-694-22) and is incorporated by reference herein).

   (10.2) The Indenture, dated as of February 1, 2007, by and between MSCC
          HELOC Trust 2007-1, as issuer, and Wells Fargo Bank, National Association, as indenture trustee (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File
          No.: 333-130-694-22) and is incorporated by reference herein).

   (10.3) The Servicing Agreement, dated as of February 1, 2007, by and among
          MSCC HELOC Trust 2007-1, as issuer, Wells Fargo Bank, National Association, as indenture trustee, and Morgan Stanley Credit Corporation, as servicer (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.:
          333-130-694-22) and is incorporated by reference herein).

   (10.4) The Custodial Agreement, dated as of February 1, 2007, by and among
          Wells Fargo Bank, National Association, as indenture trustee, Wells Fargo Bank, National Association, as custodian, and Morgan Stanley Credit Corporation, as servicer (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File
          No.: 333-130-694-22) and is incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Morgan Stanley Credit Corporation as Servicer
    33.2 Saxon Mortgage Services, Inc. as Sub-Servicer for Morgan Stanley Credit Corporation
    33.3 Wells Fargo Bank, N.A. as Indenture Trustee
    33.4 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Morgan Stanley Credit Corporation as Servicer
    34.2 Saxon Mortgage Services, Inc. as Sub-Servicer for Morgan Stanley Credit Corporation
    34.3 Wells Fargo Bank, N.A. as Indenture Trustee
    34.4 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Morgan Stanley Credit Corporation as Servicer
    35.2 Saxon Mortgage Services, Inc. as Sub-Servicer for Morgan Stanley Credit Corporation
    35.3 Wells Fargo Bank, N.A. as Indenture Trustee


   (99.1) The Annual Report of Form 10-K and the Quarterly Report on Form
          10-Q of Ambac Assurance Corporation and its subsidiaries, which have been filed with the Securities and Exchange Commission (the "Commission") by Ambac Financial Group, Inc. (Commission File No. 001-10777, CIK No. 0000874501), are hereby incorporated by reference.

   (99.2) The Certificate Guaranty Insurance Policy of Ambac Assurance
          Corporation, dated as of February 27, 2007 (filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2007 (Commission File No.: 333-130-694-22) and is incorporated by reference herein).